Form 10-K
period 1993-12-31
LEASERVICE INCOME FUND I
filed 1998-10-13
CIK 709145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from

                      _______________ to _________________

                         Commission file number 2-80216

                            LEASERVICE INCOME FUND-I
             (Exact name of registrant as specified in its charter)

           California                                    06-1085385
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

25 East Spring Valley Avenue, Maywood, New Jersey                     07607
-------------------------------------------------                  ----------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (201) 368-2515

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      As of December 31, 1993, 76,328 Units of Limited Partnership interest were outstanding. No market exists for the Units of Limited Partnership interest and, therefore, there exists no aggregate market value at December 31, 1993.

                    Documents Incorporated by Reference: None

                                     PART I

Item 1.         Business

GENERAL

                Leaservice Income Fund-I (the "Partnership") was organized as a limited partnership under the Uniform Limited Partnership Law of the State of California on April 22, 1983. During the period from June 23, 1983 to October 9, 1984, the Partnership sold an aggregate of 76,328 units of limited partnership interests ("Units") in the Partnership at a purchase price of $100 per Unit pursuant to a Registration Statement on Form S-1 (File No. 2-80216) declared effective by the Securities and Exchange Commission on June 23, 1983. The Partnership actively engaged in the equipment leasing business from 1983 until June 1986 during which it purchased equipment subject to nineteen operating leases having an aggregate purchase price of approximately $9,462,615. Since June 1986 the Partnership has not purchased any equipment. Since May 24, 1991, when the Partnership was dissolved by virtue of the dissolution of its sole general partner, Leaservice Partners, a New York general partnership, the Partnership has been in the process of winding up its business. By December 31, 1993, all operating leases to which the Partnership's equipment had been subject had expired and all of its equipment, which by then had been fully depreciated, was written off. A Certificate of Cancellation was filed with the Secretary of State of the State of California on December 17, 1997

DISSOLUTION OF THE PARNERSHIP

                The Partnership's sole general partner was Leaservice Partners, a New York general partnership which initially consisted of three corporate partners: (i) National Industrial Services Corp., a New York corporation (which changed its name to Capital Market Services Corp and was merged with and into Pittsburgh Annealing Box Company, a Pennsylvania corporation ("PAB")in October
1987), and which served as the managing partner of Leaservice Partners; (ii) Mid-States Resources, Inc., a Missouri corporation which dissolved on March 1, 1996; and (iii) Mid-States Leasing, Inc., a Missouri corporation which on May 24, 1991 withdrew from Leaservice Partners causing the general partnership's dissolution; Mid-States Leasing, Inc. was formally dissolved on June 29, 1991.

                The dissolution of Leaservice Partners on May 24, 1991, caused the dissolution of the Partnership pursuant to the terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement") . The Partnership's limited partners were advised of the dissolution of Leaservice Partners and its effect on the Partnership and were given the opportunity, pursuant to the terms of the Limited Partnership Agreement to continue the Partnership and elect a new general partner at a meeting of limited partners scheduled for July 8, 1991. At this meeting, the requisite number of limited partners failed to vote to continue the Partnership.

                 Accordingly, since May 1991, the Partnership has been in the process of winding up its affairs. From May 1991 until January 1998, PAB, (as the successor to the sole managing partner of Leaservice Partners, the general partnership that served as the sole general partner of the Partnership) oversaw the winding up of the business of Leaservice Partners and the Partnership. On January 7, 1998, Capital Resource Group, L.L.C., a Pennsylvania limited liability company ("CRG") assumed all of the rights and all of the obligations of PAB in the Partnership and in Leaservice Partners. CRG is overseeing the final stages of the winding up of the affairs of the Partnership.

Item 2.         Properties

                During the year ended December 31, 1993 and thereafter, the Partnership has not owned or leased any material property.

Item 3.         Legal Proceedings

                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report or at anytime thereafter.


                                     PART II

Item 5.         Market for the Partnership's Common
                Equity and Related Stockholder Matters

                (a) The Partnership's Units have never been publicly traded. Pursuant to the terms of the Partnership's Limited Partnership Agreement, a Unit could be transferred only after certain requirements were satisfied and transferees could become limited partners only with the consent of the general partner, which consent could be granted or withheld at the sole discretion of the general partner. There has never been a market for such Units and no public trading market ever developed for the Units.

                (b) As of December 31, 1993 and through the date of the filing of this Annual Report on Form 10-K, there were approximately 800 holders of record of the Partnership's Units and one holder of a general partnership interest in the Partnership.

Item 6.         Selected Financial Data


                                                  Fiscal Year      Fiscal Year       Fiscal Year       Fiscal Year      Fiscal Year
                                                     Ended            Ended             Ended             Ended            Ended
                                                   12/31/93         12/31/92          12/31/91          12/31/90         12/31/89
                                                  -----------      -----------       -----------       -----------      -----------
Total Income ..............................      $    81,637      $     5,620       $    46,490       $    71,814       $   311,275
Net Income (Loss) Allocable
to Limited Partners .......................           69,391          (20,904)          (34,274)         (106,601)          (23,109)
Net Income (Loss) Allocable to
General Partner ...........................           12,246             (211)             (346)           (1,077)           (2,568)
Distributions to Limited Partners .........              -0-              -0-               -0-           381,640         1,526,560
Equipment Purchased for Rental ............              -0-              -0-               -0-               -0-               -0-




                                                    December         December          December          December          December
                                                    31, 1993         31, 1992          31, 1991          31, 1990          31, 1989
                                                    --------         --------          --------          --------          --------
Total Assets ..............................        $ 144,469        $ 173,479         $ 193,390         $ 208,762         $ 716,478
Total Liabilities .........................           70,970          181,617           180,413           161,165           179,563
Total Partners' Equity (Deficiency) .......           73,499           (8,138)           12,977            47,597           536,915




Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                The Partnership was dissolved in fiscal 1991 and continued to wind up its affairs during the fiscal year ended December 31, 1993. See Item 1 "Business".

                The Partnership ceased purchasing equipment subject to operating leases in June 1986, because, in the opinion of the general partner, total prospective returns attainable on such leases (taking into consideration residual equipment value risks which the Partnership would be subject to) were not been favorable to the Partnership.

                During the fiscal year ended December 31, 1993, all operating leases to which the Partnership's equipment had been subject expired or were otherwise terminated and all equipment then owned by the Partnership (which had an original cost of $104,197 and which had been fully depreciated) was written off.

                During the fiscal year ended December 31, 1993, customer deposits totaling $81,212 which were to be applied to the final months rent upon termination of the applicable operating leases were recognized as income. During the fiscal year ended December 31, 1993 operating lease rentals were $300 compared to $0.00 and $34,884 for the years ended December 31, 1992 and December 31, 1991, respectively. The decreases in income from operating lease rentals were due to the maturity of certain operating lease agreements, the sale of equipment subject to leases, and the inability of the Partnership to acquire additional leases. Operating expenses declined from $81,110 in 1991 to $26,735 in 1992 and to $4,450 in 1993 primarily as a result of decreases in marketing and management fees.

                Net income (loss) for the years ended December 31, 1993, 1992 and 1991 was $81,637, ($21,115) and ($34,620), respectively. Net income in 1993 and was allocated $69,381 (85%) to the limited partners and $12,246 (15%) to the general partner. Net (loss) for the years December 31, 1992 and 1991 was allocated ($20,904) and ($34,274) (99%), respectively, to the limited partners and ($211) (1%) and ($346) (1%), respectively, to the general partner.

                For the years ended  December  31, 1993,  1992 and 1991,  income
(loss) per Unit on a weighted average basis was $.91, ($.27) and ($.45), respectively.

LIQUIDITY AND CAPITAL RESOURCES

                The Partnership had sufficient funds to cover its diminishing expenses in 1994.

Item 8.         Financial Statements and Supplementary Data

                (Annexed hereto starting on page F-1)

Item 9.         Changes in and Disagreements on Accounting and
                Financial Disclosure

                As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1992, on May 14, 1993 the Company notified Deloitte & Touche, which had previously been the independent accountant of the Company, that it had been dismissed. On September 10, 1992 Capuano & Hartley CPAs was selected to audit the Company's financial statements for the year ended December 31, 1991. Capuano & Hartley, CPAs served as the Partnership's independent accountants from September 10, 1992 until they were formally dismissed on December 31, 1997. As reported in the Company's Current Report on Form 8-K dated February 5, 1998, on December 31, 1997, the Partnership formally dismissed Capuano & Hartley, CPAs as its independent accountant because Capuano & Hartley, CPAs had disbanded in 1996. On December 23, 1997, the Partnership engaged Wiss & Co. to serve as its independent accountants to audit the Partnership's financial statements for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 as part of the Partnership's effort to complete winding up its affairs following the Partnership's dissolution on May 24, 1991. As reported in the Company's Current Report on Form 8-K dated February 5, 1998, while serving as the Partnership's independent accountants from September 10, 1992 until December 31, 1997, Capuano & Hartley, CPAs audited the Registrant's annual financial statements for the years ended December 31, 1991 and 1992 and their reports on these financial statements did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, scope or accounting principals. Until December 23, 1997, the Partnership had not requested Capuano & Hartley, CPAs or any other independent accountant to audit the Partnership's financial statements for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 because as more particularly described in Item 1 above, the Partnership has been in the process of winding up its affairs since its dissolution during fiscal 1991, has engaged in no new business since June 1986 and believed that the cost of annual audits exceeded the value to be derived from same in light of the Partnership's small and diminishing assets and the lack of a public market for its Units of limited partnership interest.


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

                The general partner of the Partnership was Leaservice Partners, a New York general partnership which has dissolved on May 21, 1991. From May 1991 until January 1998, PAB, (as the successor to the sole managing partner of Leaservice Partners, the general partnership that served as the sole general partner of the Partnership) oversaw the winding up of the business of Leaservice Partners and the Partnership. On January 7, 1998, CRG assumed all of the rights and all of the obligations of PAB in the Partnership and in Leaservice Partners. CRG is overseeing the final stages of the winding up of the affairs of the Partnership. The executive officers and directors of PAB during the year ended December 31, 1993 were Sam Michaels, Chief Executive Officer, President and Director, Edward J. Landau, Secretary and Director and John A. Kenna, Vice President The executive officers and managers of CRG are Sam Michaels, Chairman of the Board and Manager, Edward J. Landau, Secretary and Manager and Gary Hitechew, President and Manager.

Item 11.        Management Remuneration and Transactions

                (Certain of the capitalized terms used in this section are defined at the end of the section.)

                The Partnership's Limited Partnership Agreement provides that the general partner is compensated for services performed in connection with, among other things, managing the operations of the Partnership. As compensation for the management services it performs the general partner receives a management fee payable quarterly in an amount equal to 3% of the Partnership's gross revenues derived from full payout leases, 6% of the partnership's gross revenues derived from operating leases and 3% of the Partnership's gross revenues derived from the sale of equipment. If the Partnership does not generate sufficient cash from operations to pay the management fee or even if it does, at the discretion of the General Partner, such fees will be accrued as debt of the Partnership payable out of cash available for distribution.

                In addition to the management fee, the general partner is allocated 1% of the Partnership's net losses and 15% of the Partnership's net income. The general partner also is reimbursed for any direct expenses incurred by it, its employees or agents in connection with the Partnership's business and on behalf of the Partnership, except that the general partner is not reimbursed for any general and administrative expenses or other overhead expenses of the general partner and is not reimbursed for any organizational and offering expenses in excess of 3% of the gross proceeds of the offering of Units.

                During the fiscal year ended December 31, 1993, the Partnership did not pay or accrue a management fee applicable to the general partner; the general partner was allocated $12,246 (15%) of the net income of the Partnership for such year.

Item 12.        Security Ownership of Certain Beneficial
                Owners and Management

                (a) No person owns of record, or is known by the Partnership to own beneficially, more than 5% of any class of the voting securities of the Partnership

                (b)The general partner's general partnership interest in the Partnership represents a 15% interest in the Partnership's annual net income for financial reporting purposes and tax allocations of 1% of net losses and 15% of net income.

Item 13.        Certain Relationships and Related Transactions

                None.

Item 14.        Exhibits, Financial Statement
                Schedules and Reports on Form 8-K

                (a)    Exhibits

                       (3) Restated and Amended Agreement of Limited Partnership of the Partnership dated as of June 23, 1983. Incorporated by reference to Exhibit A to the definitive Prospectus dated June 23, 1983 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

                (b)    Financial Statements and Schedules

                       Financial Statements                             Page No.
                       --------------------                             --------

                       Independent Auditors' Reports                        F-1

                       Balance Sheets as of December 31, 1993 and 1992      F-3

                       Statements of Operations for the years ended
                       December 31, 1993, 1992 and 1991                     F-4

                       Statements of Changes in Partners' Equity
                       (Deficiency) for the years ended
                       December 31, 1993, 1992 and 1991                     F-5

                       Statements of Cash Flows for the years
                       ended December 31, 1993, 1992 and 1991               F-6

                       Notes to Financial Statements                        F-7

                       Financial Statement Schedules

                       Schedule V - Property, Plant and Equipment
                       for the years ended
                       December 31, 1993, 1992 and 1991                     F-10

                       Schedule VI - Accumulated Depreciation of
                       Property, Plant and Equipment for the years
                       ended December 31, 1993, 1992 and 1991               F-12

                       All other  schedules  are omitted  because they are not
                required or because the required information is presented in the financial statements or related notes.

                (c)    Reports on Form 8-K

                       The Partnership did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1993.

                                   SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEASERVICE INCOME FUND - I (dissolved)

                                      By:  LEASERVICE PARTNERS (dissolved)

                                      By: CAPITAL RESOURCE GROUP LLC (successor
                                             to the managing partner of
                                             Leaservice Partners)

Dated: September 29, 1998             By: /s/ Edward J. Landau
                                          --------------------
                                              Edward J. Landau
                                              Secretary

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Title                             Date
---------                   -----                             ----

/s/ Sam Michaels            Chairman of the Board             September 29, 1998
----------------            and Manager
Sam Michaels                (Principal Executive Officer)


/s/ Patrick Costello        Consultant                        September 29, 1998
--------------------        Principal Accounting and
Patrick Costello            Financial Officer


/s/ Edward J. Landau        Secretary and Manager             September 29, 1998
--------------------
Edward J. Landau

                          INDEPENDENT AUDITORS' REPORT


General Partner and Limited Partners
Leaservice Income Fund - I


We have audited the accompanying balance sheet of Leaservice Income Fund - I (A California Limited Partnership) as of December 31, 1993 and the related statements of operations, changes in partners' equity (deficiency), cash flows, and Schedules V and VI of Item 13(b) of annual report on Form 10-K to Securities and Exchange Commission for the year ended December 31, 1993. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The financial statements of Leaservice Income Fund
- I as of December 31, 1992 were audited by other auditors whose report dated March 1, 1993 expressed an unqualified opinion on those statements including Schedules V and VI of item 13(b) on annual report on Form 10-K to Securities and Exchange Commission.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedules presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedules referred to above present fairly, in all material respects, the financial position of Leaservice Income Fund - I (A California Limited Partnership) as of December 31, 1993 and the results of its operations and its cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As indicated in the Notes to the financial statements, the Partnership has not purchased any new equipment for lease, has not entered into any new agreements and does not have any equipment out on lease.


                                                             WISS & COMPANY, LLP

Livingston, New Jersey
January 3, 1998

                          INDEPENDENT AUDITOR'S REPORT


General Partner and Limited Partners
Leaservice Income Fund - I
White Plains, New York


We have audited the accompanying balance sheet of Leaservice Income Fund - I (a California limited partnership) as of December 31, 1992 and 1991 and the related statements of operations, changes in partners' equity, cash flows, and Schedules V and VI of Item 13(b) of annual report on Form 10-K to Securities and Exchange Commission for the years ended December 31, 1992 and 1991. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The financial statements of Leaservice Income Fund
- I as of December 31,1990 were audited by other auditors whose report dated January 29, 1991 expressed an unqualified opinion on those statements including Schedules V and VI of item 13(b) on annual report on Form 10-K to Securities and Exchange Commission.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedules presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements and schedules present fairly, in all material respects, the financial position of Leaservice Income Fund - I (a California limited partnership) as of December 31, 1992 and 1991 and the results of its operations and its cash flows for the years ended December 31, 1992 and 1991 in conformity with generally accepted accounting principles.

As indicated in Note B to the financial statements, the Partnership has not purchased any new equipment for lease and has not entered into any new agreements.


                                                         CAPUANO & HARTLEY, CPAs
March 1,1993

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                               December 31,
                                                               ------------
                                                            1993         1992
                                                         ----------   ----------

                                     ASSETS

CASH AND CASH EQUIVALENTS ............................   $ 144,469    $ 173,479

Computer  equipment  held for  rental  at cost,
  net of accumulated depreciation and provision
  for impairment in carrying value - $0 in 1993
  and $104,197 in 1992 ...............................         --           --
                                                         ----------   ----------
                                                         $ 144,469    $ 173,479

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
  Customer deposits ..................................   $    --      $  81,212
  Accrued expenses ...................................       3,239       22,674
  Sales tax payable ..................................      44,216       54,216
  Due to General Partner .............................      23,515       23,515
                                                         ---------    ---------
                                                            70,970      181,617
                                                         ---------    ---------

PARTNERS' EQUITY (DEFICIENCY):
     Limited Partners ................................      81,594       12,203
     General Partners ................................      (8,095)     (20,341)
                                                         ---------    ---------
                   Total Partners' Equity (Deficiency)      73,499       (8,138)
                                                         ---------    ---------
                                                         $ 144,469    $ 173,479

See the accompanying notes to financial statements.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                    Year Ended December 31,
                                                    -----------------------
                                                 1993        1992        1991
                                               --------    --------    --------

INCOME:
  Operating lease rentals ...................  $    296    $   --      $ 34,884
  Lease termination .........................    81,212        --          --
  Gain on sale of equipment .................      --          --         2,000
  Interest ..................................     4,579       5,620       9,606
                                               --------    --------    --------
                                                 86,087       5,620      46,490

OPERATING EXPENSES ..........................     4,450      26,735      81,110
                                               --------    --------    --------

NET INCOME (LOSS) ...........................  $ 81,637    $(21,115)   $(34,620)
                                               ========    ========    ========



ALLOCATION OF NET INCOME (LOSS):

  Net income (loss) allocable
   to General Partner .......................  $ 12,246    $   (211)   $   (346)
                                               ========    ========    ========

  Net income (loss) allocable
   to Limited Partners ......................  $ 69,391    $(20,904)   $(34,274)
                                               ========    ========    ========

  Net income (loss) per weighted average
   Limited Partnership Unit .................  $   0.91    $  (0.27)   $  (0.45)
                                               ========    ========    ========


See the accompanying notes to financial statements.


                                                     LEASERVICE INCOME FUND - I

                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)


                                                                                                                            Total
                                                                                          Limited Partners                Partners'
                                                                 General             --------------------------            Equity
                                                                 Partner             (Units)          (Amounts)         (Deficiency)
                                                                 -------             -------          ---------         ------------
BALANCE,  JANUARY 1, 1991 ...........................           $(19,784)           $ 76,328           $ 67,381            $ 47,597
  Year Ended December 31, 1991 -
      Net loss ......................................               (346)               --              (34,274)            (34,620)
                                                                --------            --------           --------            --------

BALANCE, DECEMBER 31, 1991 ..........................            (20,130)             76,328             33,107              12,977
  Year Ended December 31, 1992 -
     Net loss .......................................               (211)               --              (20,904)            (21,115)
                                                                --------            --------           --------            --------

BALANCE, DECEMBER 31, 1992 ..........................            (20,341)             76,328             12,203              (8,138)
  Year Ended December 31, 1993 -
     Net Income .....................................             12,246                --               69,391              81,637
                                                                --------            --------           --------            --------

BALANCE, DECEMBER 31, 1993 ..........................           $ (8,095)           $ 76,328           $ 81,594            $ 73,499
                                                                ========            ========           ========            ========



See the accompanying notes to financial statements.


                                                     LEASERVICE INCOME FUND - I
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS


                                                                                                Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                     1993                1992                1991
                                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .................................................          $  81,637           $ (21,115)          $ (34,620)
     Adjustments to reconcile net income (loss)
     to net cash flows from operating activities:
        Gain on sale of equipment ......................................               --                  --                (2,000)
        Accounts receivable ............................................               --                  --                14,733
        Customer deposits ..............................................            (81,212)               --                  --
        Accrued expenses and sales tax payable .........................            (29,435)              1,204              19,248
                                                                                  ---------           ---------           ---------
          Net Cash Flows From Operating Activities .....................            (29,010)            (19,911)             (2,639)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Proceeds from sales of equipment ..................................               --                  --                 2,000
                                                                                  ---------           ---------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................................            (29,010)            (19,911)               (639)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................          $ 173,479           $ 193,390           $ 194,029
                                                                                  ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, END OF YEAR .................................          $ 144,469           $  73,479           $ 193,390
                                                                                  =========           =========           =========


See the accompanying notes to financial statements.


                                                                 F-6


                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -  Nature of the Business and Summary of Significant Accounting Policies:

          NATURE OF THE BUSINESS - Leaservice Income Fund - I ("the Partnership") is a California Limited Partnership formed for the purpose of acquiring various types of capital equipment and leasing same to third parties primarily on a short-term basis. On August 18, 1983, the first limited partners were admitted to the Partnership. The leasing of acquired equipment commenced on October 1, 1983.

          Leaservice Partners ("Leaservice"), a New York General Partnership, was the sole General Partner of the Partnership until May 24, 1991.

          The Partnership was informed that effective as of such date, Leaservice had been dissolved due to the withdrawal from that partnership of one of its general partners. Section 14.1.1 of the Amended and Restated Partnership Agreement of the Partnership provides that the Partnership is dissolved upon the dissolution of a general partner.

          A meeting of limited partners was scheduled for the purposes of considering whether the Partnership should be continued and a new general partner elected. However, limited partners owning 50% or more of the total outstanding Units of the Fund voting in person or by proxy did not vote to continue the existence of the Partnership or to elect a new general partner.

          The sole remaining entity that once constituted Leaservice is winding up the business of the Partnership.

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          ALLOCATION OF INCOME AND LOSSES - Net income is allocated 15% to the General Partner, and 85% to the Limited Partners. Net losses incurred as a result of operations are allocated 1% to the General Partner, and 99% to the Limited Partners.

          DISTRIBUTIONS - To the extent that cash available for distribution allows, distributions to limited partners will not be less than an amount equal to 50% of the limited partners' share of the net income of the Partnership.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

          FINANCIAL INSTRUMENTS - Financial instruments include cash and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

          CASH AND CASH EQUIVALENTS - Includes cash and interest bearing deposits with original maturity dates of less than 90 days. The Partnership maintains its cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 1993, the Partnership had uninsured balances totalling approximately $121,000.

          INCOME TAXES - Leaservice Income Fund - I is classified as a partnership for Federal income tax purposes. Net income and losses are allocated between the General and Limited Partners in the same ratio as for financial reporting purposes.

          RECLASSIFICATION - Certain amounts in the 1992 financial statements have been reclassified for comparability.

Note 2 -  Operations:

          The Partnership has not purchased any equipment subject to operating leases since June 1986 and no equipment was held for rental under operating leases at December 31, 1993.

          During 1993, fully depreciated equipment previously held for rental under operating leases with a cost of $104,197 was written off as none of the equipment was reclaimed from the lessees. Customer deposits totalling $81,212 which were to be applied to the final month's rent upon termination of the lease have been recognized as income during the year ended December 31, 1993.

Note 3 -  Partners' Equity (Deficiency):

          From August 8, 1983 to October 9, 1984, the expiration date of the offering, Limited Partners representing 76,328 units were admitted to the Partnership. As a result thereof, the Partnership realized net proceeds of $7,022,176 from the sale of such units.

          Pursuant to the limited partnership agreement, Leaservice receives from the Partnership as General Partner, a quarterly management fee equal to 3% of the Partnership's gross revenues derived from full payout leases, 6% of the Partnership's gross revenues derived from operating leases and 3% of the Partnership's gross revenues derived from the sale of equipment.

          For the years ended December 31,1993, 1992 and 1991, terms of such agreement amounted to $-0-, $-0- and $1,283, respectively. Net income is allocated 15% to the General Partner and 85% to the Limited Partners. In addition, the General Partner is entitled to receive an annual cash distribution an amount equal to 15% of the Partnership's net income subject to certain limitations. Net losses are allocated 1% to the General Partner and 99% to the Limited Partners.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


          Organization and offering expenses up to a maximum of 3% of the gross proceeds of the offering have been reimbursed to the General Partner by the Partnership from the proceeds of the public offering.

          Net income (loss) per weighted average limited partnership unit has been computed based on the weighted average number of limited partnership units outstanding as of the first day of each month during the years ended December 31, 1993, 1992 and 1991.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          PROPERTY, PLANT AND EQUIPMENT


COMPUTER EQUIPMENT HELD FOR RENTAL:

December 31, 1991:

        Balance,              Additions                               Balance,
  Beginning of Period          at Cost          Disposals          End of Period
  -------------------        -----------       -----------         -------------

     $ 1,275,132             $      --         $(1,170,935)        $   104,197
     -----------             -----------       -----------         -----------



December 31, 1992:

        Balance,              Additions                               Balance,
  Beginning of Period          at Cost          Disposals          End of Period
  -------------------        -----------       -----------         -------------

     $   104,197             $      --         $      --           $   104,197
     -----------             -----------       -----------         -----------



December 31, 1993:

        Balance,              Additions                               Balance,
  Beginning of Period          at Cost          Disposals          End of Period
  -------------------        -----------       -----------         -------------

     $   104,197             $      --         $   104,197         $      --
     -----------             -----------       -----------         -----------


See the accompanying notes to financial statements.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


COMPUTER EQUIPMENT HELD FOR RENTAL:

December 31, 1991:

                               Additions
                                Charged
        Balance,               to Costs                                Balance,
  Beginning of Period        and Expenses      Retirements         End of Period
  -------------------        ------------      -----------         -------------

     $ 1,275,132             $      --         $(1,170,935)        $   104,197
     -----------             -----------       -----------         -----------



December 31, 1992:

                               Additions
                                Charged
        Balance,               to Costs                                Balance,
  Beginning of Period        and Expenses      Retirements         End of Period
  -------------------        ------------      -----------         -------------

     $   104,197             $      --         $      --           $   104,197
     -----------             -----------       -----------         -----------



December 31, 1993:

                               Additions
                                Charged
        Balance,               to Costs                                Balance,
  Beginning of Period        and Expenses      Retirements         End of Period
  -------------------        ------------      -----------         -------------

     $   104,197             $      --         $   104,197         $      --
     -----------             -----------       -----------         -----------