Form 10-K
period 1994-12-31
LEASERVICE INCOME FUND I
filed 1998-10-13
CIK 709145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1994

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      As of December 31, 1994, 76,328 Units of Limited Partnership interest were outstanding. No market exists for the Units of Limited Partnership interest and, therefore, there exists no aggregate market value at December 31, 1994.

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

Item 2.         Properties

                During the year ended December 31, 1994 and thereafter, the Partnership has not owned or leased any material property.

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

                (b) As of December 31, 1994 and through the date of the filing of this Annual Report on Form 10-K, there were approximately 800 holders of record of the Partnership's Units and one holder of a general partnership interest in the Partnership.

Item 6.         Selected Financial Data


                                                         Fiscal           Fiscal          Fiscal           Fiscal           Fiscal
                                                          Year             Year            Year             Year             Year
                                                         Ended            Ended           Ended            Ended            Ended
                                                        12/31/94         12/31/93        12/31/92         12/31/91         12/31/90
                                                       ---------        ---------       ---------        ---------        ---------
Total Income ...................................       $   4,571        $  86,087       $   5,620        $  46,490        $  71,814
Net Income (Loss) Allocable
to Limited Partners ............................          (8,815)          69,391         (20,904)         (34,274)        (106,601)
Net Income (Loss) Allocable
to General Partner .............................             (89)          12,246            (211)            (346)          (1,077)
Distributions to Limited Partners ..............             -0-              -0-             -0-              -0-          381,640
Equipment Purchased for Rental .................             -0-              -0-             -0-              -0-              -0-


                                                         Fiscal           Fiscal          Fiscal           Fiscal           Fiscal
                                                          Year             Year            Year             Year             Year
                                                         Ended            Ended           Ended            Ended            Ended
                                                        12/31/94         12/31/93        12/31/92         12/31/91         12/31/90
                                                       ---------        ---------       ---------        ---------        ---------
Total Assets ...................................       $ 137,326        $ 144,469       $ 173,479        $ 193,390        $ 208,762
Total Liabilities ..............................          72,731           70,970         181,617          180,413          161,165
Total Partners' Equity (Deficiency) ............          64,595           73,499          (8,138)          12,977           47,597



Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                The Partnership was dissolved in fiscal 1991 and continued to wind up its affairs during the fiscal year ended December 31, 1994. See Item 1 "Business". The Partnership ceased purchasing equipment subject to operating leases in June 1986, because, in the opinion of the general partner, total prospective returns attainable on such leases (taking into consideration residual equipment value risks which the Partnership would be subject to) were not been favorable to the Partnership. During the fiscal year ended December 31, 1993, all operating leases to which the Partnership's equipment had been subject expired or were otherwise terminated and all equipment then owned by the Partnership (which had an original cost of $104,197 and which had been fully depreciated) was written off. In addition, amounts held as deposits for the final months rent under the terminated leases were recognized as income in fiscal 1993. During fiscal 1994, the Partnership held no equipment for rental under operating leases and no deposits under operating leases.

                During the fiscal year ended December 31, 1994, 1993 and 1992, the Partnership had diminimus operating lease rentals. Operating expenses were $13,475, $4,450 and $26,735, respectively in fiscals 1994, 1993 and 1992.

                Net income (loss) for the years ended December 31, 1994, 1993 and 1992 was ($8,904), $81,637 and ($21,115) respectively. Net (loss) for the years December 31, 1994 and 1992 was allocated ($8,815) and ($20,904) (99%), respectively, to the limited partners and ($.89) and ($211) (1%), respectively, to the general partner. Net income in 1993 was allocated $69,381 (85%) to the limited partners and $12,246 (15%) to the general partner.

                For the years ended  December  31, 1994,  1993 and 1992,  income
(loss) per Unit on a weighted average basis was ($.12), $.91 and ($.27), respectively.

LIQUIDITY AND CAPITAL RESOURCES

                The Partnership had sufficient funds to cover its diminishing expenses in 1995.

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

The executive officers and directors of PAB during the year ended December 31, 1994 were Sam Michaels, Chief Executive Officer, President and Director, Edward
J. Landau, Secretary and Director and John A. Kenna, Vice President The executive officers and managers of CRG are Sam Michaels, Chairman of the Board and Manager, Edward J. Landau, Secretary and Manager and Gary Hitechew, President and Manager.

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

                During the fiscal year ended December 31, 1994, the Partnership did not pay or accrue a management fee applicable to the general partner; the general partner was allocated ($89) (1%) of the net loss of the Partnership for such year.

Item 12.        Security Ownership of Certain Beneficial
                Owners and Management

                (a) No person owns of record, or is known by the Partnership to own beneficially, more than 5% of any class of the voting securities of the Partnership

                (b) The general partner's general partnership interest in the Partnership represents a 15% interest in the Partnership's annual net income for financial reporting purposes and tax allocations of 1% of net losses and 15% of net income.

Item 13.        Certain Relationships and Related Transactions

                None

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

                (b)    Financial Statements and Schedules

                       Financial Statements                             Page No.
                       --------------------                             --------

                       Independent Auditors' Reports                         F-1

                       Balance Sheets as of December 31, 1994 and 1993       F-3

                       Statements of Operations for the years ended
                       December 31, 1994, 1993 and 1992                      F-4

                       Statements of Changes in Partners' Equity
                       (Deficiency) for the years ended
                       December 31, 1994, 1993 and 1992                      F-5

                       Statements of Cash Flows for the years ended
                       December 31, 1994, 1993 and 1992                      F-6

                       Notes to Financial Statements                         F-7

                       All other  schedules  are omitted  because they are not
                required or because the required information is presented in the financial statements or related notes.

                (c)    Reports on Form 8-K

                       The Partnership did not file any Current Reports on Form 8-K during the fiscal year ended December 31, 1994.

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


/s/ Patrick Costello        Consultant                        September 29, 1998
--------------------        Principal Accounting and
Patrick Costello            Financial Officer


/s/ Edward J. Landau        Secretary and Manager             September 29, 1998
--------------------
Edward J. Landau

                          INDEPENDENT AUDITORS' REPORT


General Partner and Limited Partners
Leaservice Income Fund - I


We have audited the accompanying balance sheets of Leaservice Income Fund - I (A California Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' equity and cash flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Leaservice Income Fund - I as of December 31, 1992 were audited by other auditors whose report dated March 1, 1993 expressed an unqualified opinion on those statements including Schedules V and VI of item 13(b) on annual report on Form 10-K to Securities and Exchange Commission.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leaservice Income Fund - I (A California Limited Partnership) at December 31,1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As indicated in the Notes to the financial statements, the Partnership does not own or hold any equipment for lease, and has not entered into any new agreements.


                                                             WISS & COMPANY, LLP


Livingston, New Jersey
January 3, 1998

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


                                                         CAPUANO & HARTLEY, CPAs


March 1,1993

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                            December 31,
                                                    ---------------------------
                                                       1994              1993
                                                    ---------         ---------

                                     ASSETS

CASH AND CASH EQUIVALENTS ..................        $ 137,326         $ 144,469
                                                    =========         =========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accrued expenses .........................        $   5,000         $   3,239
  Sales tax payable ........................           44,216            44,216
  Due to General Partner ...................           23,515            23,515
                                                    ---------         ---------
                                                       72,731            70,970

PARTNERS' EQUITY:
     Limited Partners ......................           72,779            81,594
     General Partners ......................           (8,184)           (8,095)
                                                    ---------         ---------
        Total Partners' Equity .............           64,595            73,499
                                                    ---------         ---------
                                                    $ 137,326         $ 144,469
                                                    =========         =========


See the accompanying notes to financial statements.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS






                                                    Year Ended December 31,
                                                -------------------------------
                                                  1994        1993       1992
                                                --------    --------   --------
INCOME:
  Lease termination .........................   $   --      $ 81,212   $   --
  Operating lease rentals ...................       --           296       --
  Interest ..................................      4,571       4,579      5,620
                                                --------    --------   --------
                                                   4,571      86,087      5,620

OPERATING EXPENSES ..........................     13,475       4,450     26,735
                                                --------    --------   --------

NET INCOME (LOSS) ...........................   $ (8,904)   $ 81,637   $(21,115)
                                                ========    ========   ========



ALLOCATION OF NET INCOME (LOSS):

  Net income (loss) allocable ...............   $    (89)   $ 12,246   $   (211)
   to General Partner .......................   ========     =======   ========

  Net income (loss) allocable ...............   $ (8,815)   $ 69,391   $(20,904)
   to Limited Partners ......................   ========     =======   ========

  Net income (loss) per weighted average
    Limited Partnership Unit ................   $  (0.12)   $   0.91   $  (0.27)
                                                ========    ========   ========


See the accompanying notes to financial statements.

                                                     LEASERVICE INCOME FUND - I
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                                                                                            Total
                                                                                          Limited Partners                Partners'
                                                                 General             --------------------------            Equity
                                                                 Partner             (Units)          (Amounts)         (Deficiency)
                                                                 -------             -------          ---------         ------------

BALANCE,  JANUARY 1, 1992 ...........................           $(20,130)             76,328           $ 33,107            $ 12,977
  Year Ended December 31, 1992 -
      Net loss ......................................               (211)               --              (20,904)            (21,115)
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1992 ..........................            (20,341)             76,328             12,203              (8,138)
  Year Ended December 31, 1993 -
     Net income .....................................             12,246                --               69,391              81,637
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1993 ..........................             (8,095)             76,328             81,594              73,499
  Year Ended December 31, 1994 -
     Net loss .......................................                (89)               --               (8,815)             (8,904)
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1994 ..........................           $ (8,184)             76,328           $ 72,779            $ 64,595
                                                                ========            ========           ========            ========



See the accompanying notes to financial statements.

                                                     LEASERVICE INCOME FUND - I
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS


                                                                                               Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                     1994                1993                1992
                                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................          $  (8,904)          $  81,637           $ (21,115)
   Adjustments to reconcile net income (loss) to net
   cash flows from operating activities:
        Customer deposits ..............................................               --               (81,212)               --
        Accrued expenses ...............................................              1,761             (29,435)              1,204
                                                                                  ---------           ---------           ---------
          Net Cash Flows From Operating Activities .....................             (7,143)            (29,010)            (19,911)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................            144,469             173,479             193,390
                                                                                  ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, END OF YEAR .................................          $ 137,326           $ 144,469           $ 173,479
                                                                                  =========           =========           =========


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

          Leaservice Partners ("Leaservice"), a New York General Partnership, was the sole General Partner of the Partnership until May 24, 1991.

          The Partnership was informed that effective as of such date Leaservice had been dissolved due to the withdrawal from that partnership of one of its general partners. Section 14.1.1 of the Amended and Restated Partnership Agreement of the Partnership provides that the Partnership is dissolved upon the dissolution of a general partner.

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

          CASH AND CASH EQUIVALENTS - Includes cash and interest bearing deposits with original maturity dates of less than 90 days. The Partnership maintains its cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 1994, the Partnership had uninsured balances totalling approximately $114,000.

          INCOME TAXES - Leaservice Income Fund - I is classified as a partnership for Federal income tax purposes. Net income and losses are allocated between the General and Limited Partners in the same ratio as for financial reporting purposes.

Note 2 -  Operations:

          The Partnership has not purchased any equipment subject to operating leases since June 1986 and no equipment has been held for rental under operating leases since 1993.

          During 1993 fully depreciated equipment previously held for rental under operating leases with a cost of $104,197 was written off as none of the equipment was reclaimed from the lessee's. Customer deposits totalling $81,212 which were to be applied to the final month's rent upon termination of the lease were recognized as income during the year ended December 31, 1993.

Note 3 -  Partners' Equity:

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

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

          For the years ended December 31,1994, 1993 and 1992, no management fees were earned under the agreement. Net income is allocated 15% to the General Partner and 85% to the Limited Partners. In addition, the General Partner is entitled to receive an annual cash distribution an amount equal to 15% of the Partnership's net income subject to certain limitations. Net losses are allocated 1% to the General Partner and 99% to the Limited Partners.

          Organization and offering expenses up to a maximum of 3% of the gross proceeds of the offering have been reimbursed to the General Partner by the Partnership from the proceeds of the public offering.

          Net income (loss) per weighted average limited partnership unit has been computed based on the weighted average number of limited partnership units outstanding as of the first day of each month during the years ended December 31, 1994, 1993 and 1992.