Form 10-K
period 1995-12-31
LEASERVICE INCOME FUND I
filed 1998-10-13
CIK 709145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1995

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      As of December 31, 1995, 76,328 Units of Limited Partnership interest were outstanding. No market exists for the Units of Limited Partnership interest and, therefore, there exists no aggregate market value at December 31, 1995.

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

Item 2.         Properties

                During the year ended December 31, 1995 and thereafter, the Partnership has not owned or leased any material property.

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

                (b) As of December 31, 1995 and through the date of the filing of this Annual Report on Form 10-K, there were approximately 800 holders of record of the Partnership's Units and one holder of a general partnership interest in the Partnership.

Item 6.         Selected Financial Data

                                                          Fiscal          Fiscal           Fiscal          Fiscal           Fiscal
                                                           Year            Year             Year            Year             Year
                                                          Ended           Ended            Ended           Ended            Ended
                                                         12/31/95        12/31/94         12/31/93        12/31/92         12/31/91
                                                        ---------       ---------        ---------       ---------        ---------
Total Income ....................................       $   6,059       $   4,571        $  86,087       $   5,620        $  46,490
Net Income (Loss) Allocable .....................           2,508          (8,815)          69,391         (20,904)         (34,274)
to Limited Partners
Net Income (Loss) Allocable to General ..........             443             (89)          12,246            (211)            (346)
Partner
Distributions to Limited Partners ...............             -0-             -0-              -0-             -0-              -0-
Equipment Purchased for Rental ..................             -0-             -0-              -0-             -0-              -0-


                                                          Fiscal          Fiscal           Fiscal          Fiscal           Fiscal
                                                           Year            Year             Year            Year             Year
                                                          Ended           Ended            Ended           Ended            Ended
                                                         12/31/95        12/31/94         12/31/93        12/31/92         12/31/91
                                                        ---------       ---------        ---------       ---------        ---------
Total Assets ....................................       $ 139,277       $ 137,326        $ 144,469       $ 173,479        $ 193,390
Total Liabilities ...............................          71,731          72,731           70,970         181,617          180,413
Total Partners' Equity (Deficiency) .............          67,546          64,595           73,499          (8,138)          12,977


Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                The Partnership was dissolved in fiscal 1991 and continued to wind up its affairs during the fiscal year ended December 31, 1995. See Item 1 "Business". The Partnership ceased purchasing equipment subject to operating leases in June 1986, because, in the opinion of the general partner, total prospective returns attainable on such leases (taking into consideration residual equipment value risks which the Partnership would be subject to) were not been favorable to the Partnership. During the fiscal year ended December 31, 1993, all operating leases to which the Partnership's equipment had been subject expired or were otherwise terminated and all equipment then owned by the Partnership (which had an original cost of $104,197 and which had been fully depreciated) was written off. In addition, amounts held as deposits for the final months rent under the terminated leases were recognized as income in fiscal 1993. During fiscal 1995, the Partnership held no equipment for rental under operating leases and no deposits under operating leases.

                During the fiscal year ended December 31, 1995 and 1994, the Partnership had no operating lease rentals and during the fiscal year ended December 31, 1993 the Partnership had deminimus operating lease rentals. Operating expenses were $3,108, $13,475 and $4,450, respectively in fiscals 1995, 1994 and 1993.

                Net income (loss) for the years ended December 31, 1995, 1994 and 1993 was $2,951 ($8,904) and $81,637 respectively. Net income for the years ended December 31, 1995 and 1993 was allocated $2,508 and $69,391 (85%) respectively to the limited partners and $443 and $12,246 (15%), respectively to the general partner. Net (loss) for the years December 31, 1994 was allocated ($8,815) (99%) to the limited partners and ($89) (1%) to the general partner.

                For the years ended  December  31, 1995,  1994 and 1993,  income
(loss)  per  Unit  on  a  weighted  average  basis  was  $.03  ($.12)  and  $.91 respectively.

LIQUIDITY AND CAPITAL RESOURCES

                The Partnership had sufficient funds to cover its diminishing expenses in 1996.

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

The executive officers and directors of PAB during the year ended December 31, 1995 were Sam Michaels, Chief Executive Officer, President and Director, Edward
J. Landau, Secretary and Director and John A. Kenna, Vice President The executive officers and managers of CRG are Sam Michaels, Chairman of the Board and Manager, Edward J. Landau, Secretary and Manager and Gary Hitechew, President and Manager.

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

                During the fiscal year ended December 31, 1995, the Partnership did not pay or accrue a management fee applicable to the general partner; the general partner was allocated $443 (15%) of the net income of the Partnership for such year.

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

                (b)    Financial Statements and Schedules

                       Financial Statements                             Page No.
                       --------------------                             --------

                       Independent Auditor's Report                          F-1

                       Balance Sheets as of December 31, 1995 and 1994       F-2

                       Statements of Operations for the years ended
                        December 31, 1995, 1994 and 1993                     F-3

                       Statements of Changes in Partners' Equity
                       (Deficiency) for the years ended
                       December 31, 1995, 1994 and 1993                      F-4

                       Statements of Cash Flows for the years ended
                       December 31, 1995, 1994 and 1993                      F-5

                       Notes to Financial Statements                         F-6

                       All other  schedules  are omitted  because they are not
                required or because the required information is presented in the financial statements or related notes.

                (c)    Reports on Form 8-K

                       The Partnership did not file any Current Reports on Form 8-K during the fiscal year ended December 31, 1995.

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


/s/ Patrick Costello        Consultant                        September 29, 1998
--------------------        Principal Accounting and
Patrick Costello            Financial Officer


/s/ Edward J. Landau        Secretary and Manager             September 29, 1998
--------------------
Edward J. Landau

                          INDEPENDENT AUDITORS' REPORT


General Partner and Limited Partners
Leaservice Income Fund - I


We have audited the accompanying balance sheets of Leaservice Income Fund - I (A California Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leaservice Income Fund - I (A California Limited Partnership) at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As indicated in the Notes to the financial statements, the Partnership does not own or hold any equipment for lease and has not entered into any new agreements.


                                                             WISS & COMPANY, LLP

Livingston, New Jersey
January 3, 1998

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                           December 31,
                                                    ---------------------------
                                                       1995              1994
                                                    ---------         ---------

                                     ASSETS

CASH AND CASH EQUIVALENTS ..................        $ 139,277         $ 137,326
                                                    =========         =========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accrued expenses .........................        $   4,000         $   5,000
  Sales tax payable ........................           44,216            44,216
  Due to General Partner ...................           23,515            23,515
                                                    ---------         ---------
                                                       71,731            72,731

PARTNERS' EQUITY:
     Limited Partners ......................           75,287            72,779
     General Partners ......................           (7,741)           (8,184)
                                                    ---------         ---------
        Total Partners' Equity .............           67,546            64,595
                                                    ---------         ---------
                                                    $ 139,277         $ 137,326
                                                    =========         =========


See the accompanying notes to financial statements.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS






                                                     Year Ended December 31,
                                                 -------------------------------
                                                   1995       1994        1993
                                                 --------   --------    --------
INCOME:
  Lease termination ..........................   $   --     $   --      $ 81,212
  Operating lease rentals ....................       --         --           296
  Interest ...................................      6,059      4,571       4,579
                                                 --------   --------    --------
                                                    6,059      4,571      86,087

OPERATING EXPENSES ...........................      3,108     13,475       4,450
                                                 --------   --------    --------

NET INCOME (LOSS) ............................   $  2,951   $ (8,904)   $ 81,637
                                                 ========   ========    ========


ALLOCATION OF NET INCOME (LOSS):

  Net income (loss) allocable
   to General Partner ........................   $    443   $    (89)   $ 12,246
                                                 ========   ========    ========

  Net income (loss) allocable
   to Limited Partners .......................   $  2,508   $ (8,815)   $ 69,391
                                                 ========   ========    ========

  Net income (loss) per weighted average
    Limited Partnership Unit .................   $   0.03   $  (0.12)   $   0.91
                                                 ========   ========    ========


See the accompanying notes to financial statements.

                                                     LEASERVICE INCOME FUND - I
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                                                                                            Total
                                                                                          Limited Partners                Partners'
                                                                 General             --------------------------            Equity
                                                                 Partner             (Units)          (Amounts)         (Deficiency)
                                                                 -------             -------          ---------         ------------
BALANCE,  JANUARY 1, 1993 ...........................           $(20,341)             76,328           $ 12,203            $ (8,138)
  Year Ended December 31, 1993 -
      Net income ....................................             12,246                --               69,391              81,637
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1993 ..........................             (8,095)             76,328             81,594              73,499
  Year Ended December 31, 1994 -
     Net loss .......................................                (89)               --               (8,815)             (8,904)
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1994 ..........................             (8,184)             76,328             72,779              64,595
  Year Ended December 31, 1995 -
     Net income .....................................                443                --                2,508               2,951
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1995 ..........................           $ (7,741)             76,328           $ 75,287            $ 67,546
                                                                ========            ========           ========            ========


See the accompanying notes to financial statements.

                                                     LEASERVICE INCOME FUND - I
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                   1995                 1994                 1993
                                                                                ---------            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................           $   2,951            $  (8,904)           $  81,637
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
      Customer deposits .............................................                --                   --                (81,212)
      Accrued expenses ..............................................              (1,000)               1,761              (29,435)
                                                                                ---------            ---------            ---------
        Net Cash Flows From Operating Activities ....................               1,951               (7,143)             (29,010)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................             137,326              144,469              173,479
                                                                                ---------            ---------            ---------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............................           $ 139,277            $ 137,326            $ 144,469
                                                                                =========            =========            =========


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

          CASH AND CASH EQUIVALENTS - Includes cash and interest bearing deposits with original maturity dates of less than 90 days. The Partnership maintains its cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 1995, the Partnership had uninsured balances totalling approximately $116,000.

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

          During 1993 fully depreciated equipment previously held for rental under operating leases with a cost of $104,197 was written off as none of the equipment was reclaimed from the lessee's. Customer deposits totalling $81,212 which were to be applied to the final month's rent upon terminaton of the lease were recognized as income during the year ended December 31, 1993.

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