Form 10-K
period 1997-12-31
LEASERVICE INCOME FUND I
filed 1998-10-13
CIK 709145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1997

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

      As of December 31, 1997, 76,328 Units of Limited Partnership interest were outstanding. No market exists for the Units of Limited Partnership interest and, therefore, there exists no aggregate market value at December 31, 1997.

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

Item 2.         Properties

                During the year ended December 31, 1997 and thereafter, the Partnership has not owned or leased any material property.

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

                (b) As of December 31, 1997 and through the date of the filing of this Annual Report on Form 10-K, there were approximately 800 holders of record of the Partnership's Units and one holder of a general partnership interest in the Partnership.

Item 6.         Selected Financial Data



                                                            Fiscal           Fiscal          Fiscal          Fiscal          Fiscal
                                                             Year             Year            Year            Year            Year
                                                            Ended            Ended           Ended           Ended           Ended
                                                           12/31/97         12/31/96        12/31/95        12/31/94        12/31/93
                                                         -----------      -----------     -----------     -----------     ----------
Total Income ......................................       $       7        $      10        $  6,059       $   4,571        $ 86,087

Net Income (Loss) Allocable
to Limited Partners ...............................         (62,713)          (3,990)          2,508          (8,815)         69,391
Net Income (Loss) Allocable to
General Partner ...................................            (627)             (40)            443             (89)         12,246
Distributions to Limited Partners .................             -0-              -0-             -0-             -0-             -0-



                                                            Fiscal           Fiscal          Fiscal          Fiscal          Fiscal
                                                             Year             Year            Year            Year            Year
                                                            Ended            Ended           Ended           Ended           Ended
                                                           12/31/97         12/31/96        12/31/95        12/31/94        12/31/93
                                                         -----------      -----------     -----------     -----------     ----------
Equipment Purchased for Rental ....................             -0-              -0-             -0-             -0-             -0-
Total Assets ......................................       $ 129,034        $ 139,247        $139,277       $ 137,326        $144,469
Total Liabilities .................................         128,231           75,731          71,731          72,731          70,970
Total Partners' Equity ............................             803           63,516          67,546          64,595          73,499



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

                During the fiscal years ended December 31, 1997, 1996 and 1995, the Partnership had no operating lease rentals. Operating expenses were $62,720, $4,040 and $3,108, respectively in fiscals 1997, 1996 and 1995.

                Net income (loss) for the years ended December 31, 1997, 1996 and 1995 was ($62,713) , ($4,030) and $2,951 respectively. Net (loss) for the years December 31, 1997 and December 31, 1996 was allocated ($62,086) and ($3,990) (99%) respectively, to the limited partners and ($627) and ($40) (1%), respectively to the general partner. Net income for the year ended December 31, 1995 was allocated $2,508 (85%) to the limited partners and $443 (15%), respectively to the general partner.

                For the years ended  December  31, 1997,  1996 and 1995,  income
(loss) per Unit on a weighted average basis was ($.81), ($.05) and $.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                The Partnership had sufficient funds to cover its diminishing expenses in 1998

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

The executive officers and directors of PAB during the year ended December 31, 1997were Sam Michaels, Chief Executive Officer, President and Director, Edward
J. Landau, Secretary and Director and John A. Kenna, Vice President The executive officers and managers of CRG are Sam Michaels, Chairman of the Board and Manager, Edward J. Landau, Secretary and Manager and Gary Hitechew, President and Manager.

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

                During the fiscal year ended December 31, 1997 the Partnership did not pay or accrue a management fee applicable to the general partner; the general partner was allocated ($627) (1%) of the net (loss) of the Partnership for such year.

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

                (b)    Financial Statements and Schedules

                       Financial Statements                             Page No.
                       --------------------                             --------

                       Independent Auditor's Report                         F-1

                       Balance Sheets as of December 31, 1997 and 1996      F-2

                       Statements of Operations for the years ended
                       December 31, 1997, 1996 and 1995                     F-3

                       Statements of Changes in Partners' Equity
                       (Deficiency) for the years ended
                       December 31, 1997, 1996 and 1995                     F-4

                       Statements of Cash Flows for the years ended
                       December 31, 1997, 1996 and 1995                     F-5

                       Notes to Financial Statements                        F-6

                       All other  schedules  are omitted  because they are not
                required or because the required information is presented in the financial statements or related notes.

                (c)    Reports on Form 8-K

                       The Partnership did not file any Current Reports on Form 8-K during the fiscal year ended December 31, 1997.

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


/s/ Patrick Costello        Consultant                        September 29, 1998
--------------------        Principal Accounting and
Patrick Costello            Financial Officer


/s/ Edward J. Landau        Secretary and Manager             September 29, 1998
--------------------
Edward J. Landau

                          INDEPENDENT AUDITORS' REPORT


General Partner and Limited Partners
Leaservice Income Fund - I


We have audited the accompanying balance sheets of Leaservice Income Fund - I (A California Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period then ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Leaservice Income Fund - I (A California Limited Partnership) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As indicated in the Notes to the financial statements, the Partnership does not own or hold any equipment for lease and has not entered into any new agreements.


                                                             WISS & COMPANY, LLP


Livingston, New Jersey
January 24, 1998

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                            December 31,
                                                    ---------------------------
                                                       1997              1996
                                                    ---------         ---------

                                     ASSETS

CASH AND CASH EQUIVALENTS ..................        $ 129,034         $ 139,247
                                                    =========         =========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accrued expenses .........................        $  60,500         $   8,000
  Sales tax payable ........................           44,216            44,216
  Due to General Partner ...................           23,515            23,515
                                                    ---------         ---------
                                                      128,231            75,731

PARTNERS' EQUITY:
     Limited Partners ......................            9,211            71,297
     General Partners ......................           (8,408)           (7,781)
                                                    ---------         ---------
        Total Partners' Equity .............              803            63,516
                                                    ---------         ---------
                                                    $ 129,034         $ 139,247


See the accompanying notes to financial statements.

                           LEASERVICE INCOME FUND - I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                                     Year Ended December 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------

INTEREST INCOME .............................   $      7    $     10    $  6,059

OPERATING EXPENSES ..........................     62,720       4,040       3,108
                                                --------    --------    --------
NET INCOME (LOSS) ...........................   $(62,713)   $ (4,030)   $  2,951
                                                ========    ========    ========



ALLOCATION OF NET INCOME (LOSS):

  Net income (loss) allocable
    to General Partner ......................   $   (627)   $    (40)   $    443
                                                ========    ========    ========

  Net income (loss) allocable
    to Limited Partners .....................   $(62,086)   $ (3,990)   $  2,508
                                                ========    ========    ========

  Net income (loss) per weighted average
    Limited Partnership Unit ................   $   (.81)   $   (.05)   $   0.03
                                                ========    ========    ========


See the accompanying notes to financial statements.


                                                     LEASERVICE INCOME FUND - I
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)


                                                                                                                            Total
                                                                                          Limited Partners                Partners'
                                                                 General            ---------------------------            Equity
                                                                 Partner             (Units)          (Amounts)        (Deficiency)
                                                                --------            --------          ---------        ------------
BALANCE, JANUARY 1, 1995 ............................           $ (8,184)             76,328           $ 72,779            $ 64,595
  Year Ended December 31, 1995 -
     Net income .....................................                443                --                2,508               2,951
                                                                --------            --------           --------            --------

BALANCE, DECEMBER 31, 1995 ..........................             (7,741)             76,328             75,287              67,546
  Year Ended December 31, 1996 -
     Net loss .......................................                (40)               --               (3,990)             (4,030)
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1996 ..........................             (7,781)             76,328             71,297              63,516
  Year Ended December 31, 1997 -
     Net loss .......................................               (627)               --              (62,086)            (62,713)
                                                                --------            --------           --------            --------
BALANCE, DECEMBER 31, 1997 ..........................           $ (8,408)             76,328           $  9,211            $    803
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


                                                                 F-4




                                                     LEASERVICE INCOME FUND - I
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS


                                                                                              Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                  1997                 1996                 1995
                                                                                ---------            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...............................................           $ (62,713)           $  (4,030)           $   2,951
    Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
       Accrued expenses .............................................              52,500                4,000               (1,000)
                                                                                ---------            ---------            ---------
         Net Cash Flows From Operating Activities ...................             (10,213)                 (30)               1,951

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................             139,247              139,277              137,326
                                                                                ---------            ---------            ---------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............................           $ 129,034            $ 139,247            $ 139,277
                                                                                =========            =========            =========


See the accompanying notes to financial statements.


                                                                 F-5


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

          On January 7, 1998 the sole remaining entity that once constituted Leaservice assigned any interest it may have in the Partnership by virtue of its interest in Leaservice to a third party (the "Assignee"). The Assignee is in the process of winding up the business of the Partnership.

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

          CASH AND CASH EQUIVALENTS - Includes cash and interest bearing deposits with original maturity dates of less than 90 days. The Partnership maintains its cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 1997, the Partnership had uninsured balances totalling approximately $106,000.

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

          Accrued expenses for the year ended December 31, 1997 include administrative and professional fees incurred by the Partnership in order to file annual reports on Form 10-K for the years ended December 31, 1993 - 1997 with the Securities and Exchange Commission in early 1998.

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

          For the years ended December 31, 1997, 1996 and 1995, no management fees were earned under the agreement. Net income is allocated 15% to the General Partner and 85% to the Limited Partners. In addition, the General Partner is entitled to receive an annual cash distribution an amount equal to 15% of the Partnership's net income subject to certain limitations. Net losses are allocated 1% to the General Partner and 99% to the Limited Partners.

          Organization and offering expenses up to a maximum of 3% of the gross proceeds of the offering have been reimbursed to the General Partner by the Partnership from the proceeds of the public offering.

          Net income (loss) per weighted average limited partnership unit has been computed based on the weighted average number of limited partnership units outstanding as of the first day of each month during the years ended December 31, 1997, 1996 and 1995.